Form 10QSB
period 1999-12-31
CONSUMER MARKETING CORP
filed 2000-02-15
CIK 1088200

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended December 31,1999

[ ] Transition report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ______________to ______________

                        Commission file number 000-27235



              ----------------------------------------------------
              (Exact name of small business issuer in its charter)


           Nevada                                          98-0204737
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
Incorporation or organization)


    Suite 106, 1460 Pandosy Street, Kelowna, British Columbia, Canada V1Y IP3
    -------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (250) 868-8445
                             ---------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 1999:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes [ ] No [X]

            This document consists of 14 pages, excluding exhibits.
                        The Exhibit Index is on page 13.

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                                      INDEX


                         CONSUMER MARKETING CORPORATION

                                      INDEX

Part I - Financial Information

         Item 1.  Financial Statements .....................................   3

         Item 2.  Plan of Operations .......................................   8

Part II - Other Information

         Item 6.  Exhibits and Reports on Form 8-K .........................  13

                  Signatures ...............................................  14

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)


                          Index to Financial Statements


PART I - FINANCIAL INOFRMATION


     Item 1. Financial Statements*


                                                                            Page


Condensed balance sheet, December 31, 1999 (unaudited)......................   4


Condensed statements of operations for the three months ended December
       31, 1999 and 1998, and from April 22, 1997 (inception)  through
       December 31, 1999 (unaudited) .......................................   5

Condensed statements of cash flows for the three months ended December
       31, 1999 and 1998, and from April 22, 1997 (inception)  through
       December 31, 1999 (unaudited) .......................................   6


Notes to condensed financial statements.....................................   7


*The  accompanying   condensed  financial  statements  are  not  covered  by  an
 Independent Certified Public Accountant's report

Part I. Item 1. Financial Information


                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               December 31, 1999

ASSETS

TOTAL ASSETS .......................................................    $    --
                                                                        =======

                    LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES
Accrued liabilities ................................................    $ 1,781
                                                                        -------
TOTAL LIABILITIES ..................................................      1,781
                                                                        -------
SHAREHOLDERS' (DEFICIT)
  Common stock, $.0001 par value, 100,000,000 shares
    authorized, 500,000 shares issued and outstanding
    (See Note B) ...................................................         50
  Additional paid-in capital .......................................      5,592
  Deficit accumulated during the development stage .................     (7,423)
                                                                        -------
TOTAL SHAREHOLDERS' (DEFICIT) ......................................     (1,781)
                                                                        -------
                                                                        $    --
                                                                        =======

            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                         (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                                     January 30, 1997
                                                 Three Months Ended            Six Months Ended        (inception)
                                            ---------------------------   --------------------------     Through
                                            December 31,   December 31,   December 31,   December 31,   December 31,
                                               1999           1998           1999           1998           1999
                                             --------       --------       --------       --------       --------
COSTS AND EXPENSES
  Legal fees ..........................     $  1,298       $     --       $  4,917        $    --       $  4,917
  Accounting fees .....................          483             --          2,106             --          2,106
  Licenses and fees ...................           --                                           --            350
  Stock-based compensation for
      organizational costs (Note B)....           --                                           --             50
                                            --------       --------       --------       --------       --------
                   LOSS FROM OPERATIONS       (1,781)            --         (7,023)            --         (7,423)
                                            --------       --------       --------       --------       --------
INCOME TAX BENEFIT (EXPENSE) (NOTE C)
  Current tax benefit .................          339             --          1,337             --          1,413
  Deferred tax expense ................         (339)            --         (1,337)            --         (1,413)
                                            --------       --------       --------       --------       --------

     NET LOSS .........................     $ (1,781)      $     --       $ (7,023)       $    --       $ (7,423)
                                            ========       ========       ========       ========       ========
  BASIC AND DILUTED
     LOSS PER COMMON SHARE ............     $      *       $      *       $      *        $     *       $      *
                                            ========       ========       ========       ========       ========
  BASIC AND DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING ........      500,000        500,000        500,000        500,000        500,000
                                            ========       ========       ========       ========       ========

            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           January 30, 1997
                                                                 Six Months Ended            (inception)
                                                          ------------------------------       Through
                                                          December 31,      December 31,     December 31,
                                                             1999              1998             1999
                                                          ------------      ------------     ------------
OPERATING ACTIVITIES
Net loss ............................................      $(7,023)           $    --          $(7,423)

Non-cash transactions:
Stock-based compensation for
organizational costs (Note B) .......................           --                 --               50
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities ............        1,431                 --            1,781
                                                           -------            -------          -------
                                 NET CASH (USED IN)
                                 OPERATING ACTIVITIES      $(5,592)           $    --          $(5,592)
                                                           -------            -------          -------

FINANCING ACTIVITIES
Third party expenses paid by affiliate on
behalf of the company, recorded as
additional-paid-in capital ..........................        5,592                 --            5,592
                                                           -------            -------          -------
                                 NET CASH PROVIDED BY
                                 FINANCING ACTIVITIES        5,592                 --            5,592
                                                           -------            -------          -------

                                   NET CHANGE IN CASH           --                 --               --
Cash, beginning of period ...........................           --                 --               --
                                                           -------            -------          -------
                                  CASH, END OF PERIOD      $    --            $    --          $    --
                                                           =======            =======          =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest ............................................      $    --            $    --          $    --
                                                           =======            =======          =======
Income taxes ........................................      $    --            $    --          $    --
                                                           =======            =======          =======
Non-cash financing activities:
500,000 shares common stock
issued for services .................................      $    --            $    --          $    50
                                                           =======            =======          =======

            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended June 30, 1999 as filed in its form 10-SB filed September 27, 1999 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on January 30, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

NOTE B: RELATED PARTY TRANSACTIONS

The Company has issued an officer 500,000 shares of common stock in exchange for services related to management and organization costs of $50. The officer will provide administrative and marketing services as needed. The officer may, from time to time, advance to the Company any additional funds that the Company needs for costs in connection with searching for or completing an acquisition or merger.

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended December 31, 1999 the Company incurred legal expense of $1,298 and accounting expense of $483. For the six months ended December 31, 1999 the Company incurred legal expense of $4,917, and accounting expense of $2,106. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                         CONSUMER MARKETING CORPORATION

                                PLAN OF OPERATION

     The Company intends to seek to acquire assets or shares of an entity actively engaged in a business that generates revenues, in exchange for its securities. We have not identified a particular acquisition target and have not entered into any negotiations regarding such an acquisition. As soon as this registration statement becomes effective under Section 12 of the `34 Act, we intend to contact investment bankers, corporate financial analysts, attorneys and other investment industry professionals through various media. None of our officers, directors, promoters or affiliates have engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date of this registration statement.

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

     We have, and will continue to have, no capital with which to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an initial public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-K's or 10-KSB's, agreements and related reports and documents. The `34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data which would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

     As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. The Company is subject to the reporting requirements of the `34 Act. Included in these requirements is the affirmative duty of the Company to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as the Company's audited financial statements included in its annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure the Company's compliance with the requirements of the `34 Act, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of the present management of the Company. If such transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse the Company for all costs associated with the proposed transaction.

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

     3.2*      Amendment to Articles of Incorporation

     3.3*      Bylaws

     4.1*      Specimen Informational Statement

   4.1.1*      Form of Lock-up Agreement Executed by the
               Company's Shareholders

     27.1      Financial Data Schedule

* Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated September 3, 1999, and incorporated herein by this reference.

Reports on Form 8-K

     None

                         CONSUMER MARKETING CORPORATION

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CONSUMER MARKETING CORPORATION


Date: February 12, 2000                 By: /s/ Devinder Randhawa
                                            ------------------------------------
                                            Devinder Randhawa, President


                                        By: /s/ Bob Hemmerling
                                            ------------------------------------
                                            Bob Hemmerling, Secretary