Form 10QSB
period 2000-09-30
CONSUMER MARKETING CORP
filed 2001-01-22
CIK 1088200

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                                                For the quarterly period ended
                                                September 30, 2000

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                                                For the transition period
                                                from............to.............
                                                Commission file number 000-27235



                            CONSUMER MARKETING CORP.
--------------------------------------------------------------------------------
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


                                 (250) 868-8177
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of September 30, 2000:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X
                                                         ---

          This document consists of 14 pages, excluding exhibits. The Exhibit Index is on page 13.

                            CONSUMER MARKETING CORP.



Item 1.  Financial Statements..................................................3

Item 2.  Plan of Operation.....................................................8



Item 6.  Exhibits and Reports on Form 8-K.....................................13

Signatures....................................................................14

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements*

          The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending June 30, 2001.


                                                                           Page
                                                                           ----

Condensed balance sheet, September 30, 2000 (unaudited)......................4

Condensed statements of operations for the three months
 ended September 30, 2000 and 1999, and from January 30,
 1997 (inception) through September 30, 2000 (unaudited).....................5

Condensed statements of cash flows for the three months
 ended September 30, 2000 and 1999, and from January 30,
 1997 (inception) through September 30, 2000 (unaudited).....................6

Notes to condensed financial statements......................................7


* The accompanying condensed financial statements are not covered by an Independent Certified Public Accountant's report

Part I. Item 1. Financial Information
-------         ---------------------


                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               September 30, 2000

                                     ASSETS

                                                        TOTAL ASSETS  $       -
                                                                      ==========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES
  Accounts payable..................................................  $   4,418
  Accrued liabilities...............................................      2,019
                                                                      ----------
                                                   TOTAL LIABILITIES      6,437
                                                                      ----------

SHAREHOLDERS' (DEFICIT)
  Common stock, $.0001 par value, 100,000,000 shares
   authorized, 500,000 shares issued and outstanding
   (See Note B)..............................................................50
  Additional paid-in capital.............................................20,125
  Deficit accumulated during the development stage......................(26,612)
                                                                      ----------
                                       TOTAL SHAREHOLDERS' (DEFICIT)     (6,437)
                                                                      ----------
                                                                      $       -
                                                                      ==========




           See accompanying notes to condensed financial statements.

                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    January 30,
                                                                       1997
                                                                    (inception)
                                        Three Months Ended            Through
                                   September 30,   September 30,   September 30,
                                       2000            1999            2000
                                   -------------   -------------   -------------

COSTS AND EXPENSES
  Legal fees                          $  4,424        $  1,475        $  14,231
  Accounting fees                          520               -            4,126
  Printing                               1,279           2,293            7,629
  Licenses and fees                          -               -              576
  Stock-based compensation for
   organizational costs (Note B)             -               -               50
                                      --------        --------        ---------
             LOSS FROM OPERATIONS       (6,223)         (3,768)         (26,612)
                                      --------        --------        ---------

INCOME TAX BENEFIT (EXPENSE)
(NOTE C)
  Current tax benefit                    1,185             717            5,066
  Deferred tax expense                  (1,185)           (717)          (5,066)
                                      --------        --------        ---------

                         NET LOSS     $ (6,223)       $ (3,768)       $ (26,612)
                                      ========        ========        =========

  BASIC AND DILUTED
     LOSS PER COMMON SHARE            $  (0.01)       $      *        $   (0.05)
                                      ========        ========        =========

      BASIC AND DILUTED WEIGHTED
AVERAGE COMMON SHARES OUTSTANDING      500,000         500,000           500,000
                                      ========        ========        =========


*  Less than .01 per share



           See accompanying notes to condensed financial statements.

                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    January 30,
                                                                       1997
                                                                    (inception)
                                        Three Months Ended            Through
                                   September 30,   September 30,   September 30,
                                       2000            1999            2000
                                   -------------   -------------   -------------

OPERATING ACTIVITIES
  Net loss                            $ (6,223)       $ (3,768)      $ (26,612)

  Non-cash transactions:
    Stock-based compensation for
     organizational costs (Note B)           -               -              50
  Changes in operating assets and
   liabilities:
    Accounts payable and accrued
     liabilities                         4,843           1,594           6,437
  Third party expenses paid by
   affiliate on behalf of the
   company, recorded as additional-
   paid-in capital                       1,380           2,174          20,125
                                      --------        --------       ---------

               NET CASH (USED IN)
             OPERATING ACTIVITIES     $      -        $      -       $       -
                                      --------        --------       ---------

             NET CASH PROVIDED BY
             FINANCING ACTIVITIES            -               -               -
                                      --------        --------       ---------

               NET CHANGE IN CASH            -               -               -
  Cash, beginning of period                  -               -               -
                                      --------        --------       ---------
              CASH, END OF PERIOD     $      -        $      -       $       -
                                      ========        ========       =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                            $      -        $      -       $       -
                                      ========        ========       =========
  Income taxes                        $      -        $      -       $       -
                                      ========        ========       =========


Non-cash financing activities:
  500,000 shares common stock
   issued for services                $      -        $      -       $      50
                                      ========        ========       =========



           See accompanying notes to condensed financial statements.

                         CONSUMER MARKETING CORPORATION

                          (A Development Stage Company)


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended June 30, 2000 as filed in its Form SB-2 filed November 1, 2000 and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on January 30, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended September 30, 2000 the Company incurred legal expense of $4,424, accounting expense of $520 and printing expense of $1,279. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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

          We have, and will continue to have, no capital to provide the owners of business opportunities with any significant cash or other assets. However, management believes we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in a publicly registered company without incurring the cost and time required to conduct an public offering. The owners of the business opportunities will, however, incur significant legal and accounting costs in connection with acquisition of a business opportunity, including the costs of preparing Form 8-K's, 10-KSBs or 10-QSBs, agreements and related reports and documents. The `34 Act specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings relevant to complying with the `34 Act. Nevertheless, the officers and directors of the Company have not conducted market research and are not aware of statistical data that would support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

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

          As stated previously, we will not acquire or merge with any entity that cannot provide independent audited financial statements concurrent with the closing of the proposed transaction. We are subject to the reporting requirements of the `34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of its Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-KSB, and quarterly reports on Form 10-QSB. If the audited financial statements are not available at closing, or if the audited financial statements provided do not conform to the representations made by the candidate to be acquired in the closing documents, the closing documents will provide that the proposed transaction will be voidable at the discretion of our present management. If the transaction is voided, the agreement will also contain a provision providing for the acquisition entity to reimburse us for all costs associated with the proposed transaction.

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


                                            CONSUMER MARKETING CORP.

Date: January 22, 2001
                                            By: /s/ Devinder Randhawa
                                               ---------------------------------
                                                Devinder Randhawa, President

                                            By: /s/ Bob Hemmerling
                                               ---------------------------------
                                                Bob Hemmerling, Secretary