Form 10QSB
period 2000-12-31
CONSUMER MARKETING CORP
filed 2001-02-14
CIK 1088200

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                                                For the quarterly period ended
                                                December 31, 2000

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
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

Number of shares outstanding of the issuer's classes of common equity, as of December 31, 2000:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes     No X
                                                  ---    ---

This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 14.

                            CONSUMER MARKETING CORP.






Item 1.  Financial Statements..................................................3

Item 2.  Plan of Operation.....................................................8



Item 6.  Exhibits and Reports on Form 8-K ....................................14

         Signatures...........................................................15

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                          Index to Financial Statements

PART I - FINANCIAL INOFRMATION

     Item 1. Financial Statements*
                                                                           Page
                                                                           ----

Condensed balance sheet, December 31, 2000 (unaudited).......................4

Condensed statements of operations for the three months
ended December 31, 2000 and 1999, for the six months ended
December 31, 2000 and 1999, and from January 30, 1997
(inception) through December 31, 2000 (unaudited)............................5

Condensed statements of cash flows for the six months ended
December 31, 2000 and 1999, and from January 30, 1997
(inception) through December 31, 2000 (unaudited)............................6

Notes to condensed financial statements......................................7


* The accompanying condensed financial statements are not covered by an Independent Certified Public Accountant's report

Part I. Item 1. Financial Information
-------        ----------------------

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               December 31, 2000

                                     ASSETS

                                                       TOTAL ASSETS  $        -
                                                                     ==========

                 LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES
      Accounts payable.............................................  $   14,485
      Accrued liabilities..........................................         769
                                                                     ----------
                                                  TOTAL LIABILITIES      15,254
                                                                     ----------

SHAREHOLDERS' (DEFICIT)
      Common stock, $.0001 par value, 100,000,000 shares
        authorized, 500,000 shares issued and outstanding
        (See Note B)...............................................          50
      Additional paid-in capital...................................      21,633
      Deficit accumulated during the development stage.............     (36,937)
                                                                     ----------
                                      TOTAL SHAREHOLDERS' (DEFICIT)     (15,254)
                                                                     ----------
                                                                     $        -
                                                                     ==========


            See accompanying notes to condensed financial statements

                                   CONSUMER MARKETING CORPORATION
                                    (A Development Stage Company)

                                 CONDENSED STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                                           January 30,
                                                                                               1997
                                                                                           (inception)
                                       Three Months Ended           Six Months Ended         Through
                                   December 31,  December 31,  December 31,  December 31,  December 31,
                                       2000          1999          2000          1999          2000
                                   ------------  ------------  ------------  ------------  ------------

COSTS AND EXPENSES
  Legal fees                        $  10,068     $   1,298     $  14,492     $   4,917     $  24,299
  Accounting fees                         250           483           770         2,106         4,376
  Printing                                  7             -         1,286             -         7,636
  Licenses and fees                         -             -             -             -           576
  Stock-based compensation for
   organizational costs (Note B)            -             -             -             -            50
                                    ---------     ---------     ---------     ---------     ---------
             LOSS FROM OPERATIONS     (10,325)       (1,781)      (16,548)       (7,023)      (36,937)
                                    ---------     ---------     ---------     ---------     ---------

INCOME TAX BENEFIT (EXPENSE)
(NOTE C)
  Current tax benefit                   1,966           339         3,150         1,337         7,032
  Deferred tax expense                 (1,966)         (339)       (3,150)       (1,337)       (7,032)
                                    ---------     ---------     ---------     ---------     ---------

                         NET LOSS   $ (10,325)    $  (1,781)    $ (16,548)    $  (7,023)    $ (36,937)
                                    =========     =========     =========     =========     =========

  BASIC AND DILUTED
   LOSS PER COMMON SHARE            $   (0.02)            *     $   (0.03)            *     $   (0.07)
                                    =========     =========     =========     =========     =========

  BASIC AND DILUTED WEIGHTED
   AVERAGE COMMON SHARES
   OUTSTANDING                        500,000       500,000       500,000       500,000       500,000
                                    =========     =========     =========     =========     =========



*   less than .01 per share


                     See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   January 30,
                                                                      1997
                                          Six Months Ended         (inception)
                                            December 31,             Through
                                   -----------------------------   December 31,
                                       2000            1999           2000
                                   -------------   -------------   ------------

Net cash used in operating
 activities.......................   $       -       $       -       $(21,633)
                                     ---------       ---------       --------

Cash flows from financing activities:
  Third party expenses paid by
   affiliate on behalf of the
   company, recorded as
   additional-paid-in capital.....           -               -         21,633
                                     ---------       ---------       --------
Net cash provided by financing
 activities.......................           -               -         21,633
                                     ---------       ---------       --------

               Net change in cash            -               -              -

Cash, beginning of
 period...........................           -               -              -
                                     ---------       ---------       --------

              Cash, end of period    $       -       $       -       $      -
                                     =========       =========       ========


Supplemental disclosure of cash flow information:
Cash paid during the period for:
  Interest........................   $       -       $       -       $      -
                                     =========       =========       ========
  Income taxes
  taxes...........................   $       -       $       -       $      -
                                     =========       =========       ========

Non-cash financing transactions:
  500,000 shares common stock
   issued for services
      services....................   $       -       $       -       $     50
                                     =========       =========       ========



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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. For the three months ended December 31, 2000 the Company incurred legal expense of $10,068, accounting expense of $250 and printing expense of $7. For the six months ended December 31, 2000 the Company incurred legal expense of $14,492, accounting expense of $770 and printing expense of $1,286. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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

SB-2 Filing

     On May 17, 2000, we filed a Form SB-2 (File No. 333-37200) for the purpose of raising $200,000. The funds will be use to implement our business plan as described above, and to make the company a more attractive merger candidate by having cash available for use by the potential target company. The offering will be conducted under Rule 419.

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

*Filed as an Exhibit to the Company's Registration Statement on Form 10-SB, dated September 3, 1999, and incorporated by reference.

Reports on Form 8-K

      None

                            CONSUMER MARKETING CORP.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         CONSUMER MARKETING CORP.

Date: February 13, 2001
                                         By: /s/ Devinder Randhawa
                                             -----------------------------------
                                               Devinder Randhawa, President


                                         By: /s/ Bob Hemmerling
                                             -----------------------------------
                                              Bob Hemmerling, Secretary