Form 10QSB
period 2001-03-31
CONSUMER MARKETING CORP
filed 2001-05-09
CIK 1088200

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-QSB
                                   (Mark One)

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
                For the transition period from...............to................

                        Commission file number 000-27235


                            CONSUMER MARKETING CORP.
--------------------------------------------------------------------------------
              (Exact name of small business issuer in its charter)



     Nevada                                               98-0204737
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (IRS Employer
 Incorporation or organization)                      Identification No.)



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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares outstanding of the issuer's classes of common equity, as of March 31, 2001:

                   500,000 Shares of Common Stock (One Class)

Transitional Small Business Disclosure Format: Yes ___ No X
                                                         ---

This document consists of 15 pages, excluding exhibits. The Exhibit Index is on page 14.

                            CONSUMER MARKETING CORP.






    Item 1.  Financial Statements............................................3

    Item 2.  Plan of Operation...............................................8



    Item 6.  Exhibits and Reports on Form 8-K .............................14

       Signatures..........................................................15

Part I. Item 1. Financial Information

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2001

                                     ASSETS

                                                      TOTAL ASSETS  $     -
                                                                    ============

                      LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES:
      Accounts payable..............................................$   20,213
      Accrued liabilities...........................................       750
                                                                    ----------
                                                 TOTAL LIABILITIES      20,963
                                                                    ----------

SHAREHOLDERS' (DEFICIT) (Note B):
      Common stock..................................................        50
      Additional paid-in capital....................................    21,633
      Deficit accumulated during the development stage..............   (42,646)
                                                                    ----------
                                     TOTAL SHAREHOLDERS' (DEFICIT)     (20,963)
                                                                    ----------

                                                                    $     -
                                                                    ==========




           See accompanying notes to condensed financial statements.

                                       CONSUMER MARKETING CORPORATION
                                        (A Development Stage Company)

                                     CONDENSED STATEMENTS OF OPERATIONS
                                                 (Unaudited)

                                                                                                              January 30,
                                                                                                                 1997
                                                       Three Months Ended            Nine Months Ended        (inception)
                                                  ----------------------------- ----------------------------    Through
                                                    March 31,      March 31,     March 31,      March 31,      March 31,
                                                      2001           2000           2001          2000           2001
                                                  -------------- -------------- ------------- -------------- --------------

COSTS AND EXPENSES
    Legal fees................................... $      5,459   $         598  $     19,951  $       5,515  $      29,758
    Accounting fees..............................          250             250         1,020          2,106          4,626
    Printing.....................................            -           1,549         1,286          1,549          7,636
    Licenses and fees............................            -             200             -            200            576
    Stock-based compensation for
         organizational costs (Note B)...........            -               -             -              -             50
                                                  -------------- -------------- ------------- -------------- --------------
                             LOSS FROM OPERATIONS       (5,709)         (2,597)      (22,257)        (9,370)       (42,646)
                                                  -------------- -------------- ------------- -------------- --------------

INCOME TAXES (Note C)............................            -               -             -              -              -
                                                  -------------- -------------- ------------- -------------- --------------

                                         NET LOSS $     (5,709)  $      (2,597) $    (22,257) $      (9,370)     $ (42,646)
                                                  ============== ============== ============= ============== ==============

BASIC AND DILUTED
    LOSS PER COMMON SHARE........................ $      (0.01)  $          *   $      (0.04) $       (0.02)
                                                  ============== ============== ============= ==============

BASIC AND DILUTED WEIGHTED AVERAGE
    COMMON SHARES OUTSTANDING....................      500,000         500,000       500,000        500,000
                                                  ============== ============== ============= ==============

*   Less than .01 per share




            See accompanying notes to condensed financial statements

                            CONSUMER MARKETING CORPORATION
                            (A Development Stage Company)

                         CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                                                     January 30,
                                                                                        1997
                                                                                     (inception)
                                                            Nine Months Ended          Through
                                                                 March 31,            March 31,
                                                        -----------------------------------------
                                                            2001          2000           2001
                                                        ------------  -------------  ------------

Net cash used in operating
  activities ........................................   $    (4,079)  $     (9,400)  $    (21,633)
                                                        -----------   ------------   ------------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in
         capital ....................................         4,079          9,400         21,633
                                                        -----------   ------------   ------------
Net cash provided by financing
  activities ........................................         4,079          9,400         21,633
                                                        -----------   ------------   ------------


                                   Net change in cash          --             --             --
Cash, beginning of
  period ............................................          --             --             --
                                                        -----------   ------------   ------------

                                  Cash, end of period   $      --     $       --     $       --
                                                        ===========   ============   ============


Supplemental disclosure of cash flow information:
 Cash paid during the period for:

      Interest ......................................   $      --     $       --     $       --
                                                        ===========   ============   ============
      Income taxes ..................................   $      --     $       --     $       --
                                                        ===========   ============   ============

      Non-cash financing transactions:
         500,000 shares common stock
         issued for services ........................   $      --     $       --     $         50
                                                        ===========   ============   ============




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

The Company does not maintain a checking account and all expenses incurred by the Company are paid by an affiliate. During the nine months ended March 31, 2001, the affiliate paid expenses totaling $4,079, which increased the Company's additional paid-in capital from $17,554 at June 30, 2000 to $21,633 at March 31, 2001.

During the three months ended March 31, 2001, the Company incurred legal expense of $5,459 and accounting expense of $250. During the nine months ended March 31, 2001, the Company incurred legal expense of $19,951, accounting expense of $1,020 and printing expense of $1,286. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, as the expenses are paid, they are classified as additional paid-in capital.

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


                                               CONSUMER MARKETING CORP.



Date: May 8, 2001                              By: /s/ Devinder Randhawa
                                                   Devinder Randhawa, President


                                               By: /s/ Bob Hemmerling
                                                   Bob Hemmerling, Secretary