Form 10KSB
period 2001-06-30
CONSUMER MARKETING CORP
filed 2001-10-15
CIK 1088200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO ____


                        Commission file Number: 000-27235


                            CONSUMER MARKETING CORP.
                 (Name of small business issuer in its charter)


                                     Nevada
         (State or other jurisdiction of incorporation or organization)


                                   98-0204680
                     (I.R.S. Employer Identification Number)


                           104 - 1456 St. Paul Street
                       Kelowna, British Columbia, V1Y 2E6
                    (Address of principal executive offices)


                                  (250)868-8177
                           (Issuer's telephone number)


Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:   Common Shares

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
[ X ]

The Issuer's revenues for its fiscal year ended June 30, 2001 were $0.00.

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

On June 30, 2001, the number of shares outstanding of the registrant's Common Stock was 500,000.

Transitional Small Business Disclosure Format (Check one):  Yes   ;  No  X
                                                               ---      ---

                                     PART I
                                    BUSINESS

Item 1. Description of Business
-------------------------------

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

Lock-up Agreement
-----------------

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

Investment Company Act of 1940
------------------------------

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

Investment Advisors Act of 1940
-------------------------------

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

Dissenter's Rights
------------------

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

Forward Looking Statements
--------------------------

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

Item 2. Description of Property
-------------------------------

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

Item 3. Legal Proceedings
-------------------------

The Company is not involved in my legal proceedings at this time.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

No matter was submitted to vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

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

Market Price
------------

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

Item 6. Management's Discussion and Analysis or Plan of Operation
-----------------------------------------------------------------

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

We have not, and do not intend to enter into, any arrangement, agreement or understanding with non-management shareholders allowing non-management shareholders to directly or indirectly participate in or influence our management of the Company. Management currently holds 100% of our stock. As a result, management is in a position to elect a majority of the directors and to control our affairs.

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

General Business Plan
---------------------

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

The analysis of new business opportunities will be undertaken by our officers and directors, none of whom is a professional business analyst. Management intends to concentrate on identifying preliminary prospective business opportunities that may be brought to our attention through present associations of our officers and directors, or by our shareholders. In analysing prospective business opportunities, management will consider:

-    the available technical, financial and managerial resources;
-    working capital and other financial requirements;
-    history of operations, if any;
-    prospects for the future;
-    nature of present and expected competition;
- the quality and experience of management services that may be available and the depth of that management;
-    the potential for further research, development, or exploration;

- specific risk factors not now foreseeable but could be anticipated to impact our proposed activities;
-    the potential for growth or expansion;
-    the potential for profit;
- the perceived public recognition of acceptance of products, services, or trades;
-    name identification; and
-    other relevant factors.

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

Acquisition of Opportunities
----------------------------

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

Competition
-----------

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of publishing and sales and the need for no additional financing.

Item 7. Financial Statements
----------------------------

The audited financial statements for Consumer Marketing Corp. for the year ending June 30, 2001 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending June 30, 2001.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------------------------------------

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

Name                            Age            Position
----                            ---            --------
Devinder Randhawa               40             President, Chairman, Director
Robert Hemmerling               41             Secretary, Treasurer, Director

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

Resumes
-------

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

Item 10. Executive Compensation
-------------------------------

None of our officers and/or directors have received any compensation for their respective services rendered unto us. They all have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated revenues from operations after consummation of a merger or acquisition. As of the date of this registration statement, we have no funds available to pay directors. Further, none of the directors are accruing any compensation pursuant to any agreement with us.

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

                                              SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                              Long Term Compensation
                                                                       --------------------------------------
                                         Annual Compensation                    Awards            Payouts
                                 ------------------------------------- -------------------------- -----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Dev Randhawa,            2000/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President and Director   2001
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Robert Hemmerling,       2000/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary, Treasurer     2001
and Director
------------------------------------------------------------------------------------------------------------------------


Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of June 30, 2001 by:

     * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

     *    each of our directors and named executive officers, and

     *    all of our directors and executive officers as a group.

                  Name and Address             Amount and Nature        Percent
Title of Class    of Beneficial Owner          of Beneficial Owner      of Class
--------------    -------------------          -------------------      --------

Common Stock      Devinder Randhawa            President and Director     69.6%
                  Suite 104                    348,000 common shares
                  1456 St. Paul Street
                  Kelowna, B.C.
                  V1Y 2E6

Common Stock      Robert Hemmerling            Secretary, Treasurer       30.4%
                  Suite 104                      and Director
                  1456 St. Paul Street         152,000 common shares
                  Kelowna, B.C.
                  V1Y 2E6

Common Stock      All Officers and Directors   500,000 common shares      100%
                  as a Group

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13.  Exhibits, List and Reports on Form 8-K.
-------------------------------------------------

(A)      Exhibits

Exhibit
Number         Description

3.1 Articles of Incorporation and amendments thereto, as filed with the Issuer's Form 10-SB (file no. 000-27235) filed on October 4, 1999 incorporated herein by reference.

3.3 Bylaws as filed with the Issuer's Form 10-SB (file no. 000-27235) on October 4, 1999 incorporated herein by reference.

4.1 Form of Lock Up Agreement Executed by the Issuer's Shareholders as filed with the Issuer's Form 10-SB (file no.000-27235) filed on October 4, 1999, incorporated herein by reference.

13.1 Form 10QSB for the Period ended September 30, 2000, filed on January 22, 2001, incorporated herein by reference.

13.2 Form 10QSB for the Period ended December 31, 2000, filed on February 14, 2001, incorporated herein by reference.

13.3           Form 10QSB for the Period ended March 31, 2001, filed   on May 9,
               2001, incorporated herein by  reference.

(B)  Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CONSUMER MARKETING CORP.


Dated:  October 10, 2001              Per:   /s/ Devinder Randhawa
                                             ----------------------------------
                                                 Devinder Randhawa,
                                                 President, C.E.O. and Director

In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.

                                             /s/ Devinder Randhawa
                                             ----------------------------------
                                                 Devinder Randhawa,
                                                 President, C.E.O. and Director

                                             October 10, 2001
                                             ----------------------------------
                                             Date

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                          Index to Financial Statements

                                                                         Page
                                                                         ----
Independent auditors' report ..........................................   F-2
Balance sheet, June 30, 2001 ..........................................   F-3
Statements of operations, for the years ended June 30,
     2001 and 2000, from January 30, 1997  (inception)
     through June 30, 2001  (unaudited) ...............................   F-4
Statement of shareholders' deficit, from January 30,
     1997 (inception) through June 30, 2001 ...........................   F-5
Statements of cash flows, for the years ended June 30,
     2001 and 2000, from January 30, 1997 (inception)
     through June 30, 2001 (unaudited) ................................   F-6
Notes to financial statements .........................................   F-7

To the Board of Directors and Shareholders
Consumer Marketing Corporation

                          Independent Auditors' Report

We have audited the balance sheet of Consumer Marketing Corporation (a development stage company) as of June 30, 2001 and the related statements of operations, shareholders' deficit and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumer Marketing Corporation as of June 30, 2001, and the related statements of operations and cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses since inception and has a net capital deficit at June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Harvey, P.C.
-----------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
October 5, 2001

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                                  BALANCE SHEET

                                  June 30, 2001



                                     ASSETS

                                                  TOTAL ASSETS        $   --
                                                                      ========

                     LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
      Accounts payable .......................................        $ 32,785
      Accrued liabilities ....................................           1,500
                                                                      --------
                                             TOTAL LIABILITIES          34,285
                                                                      --------

SHAREHOLDERS' DEFICIT (Note B):
      Common stock, $.0001 par value,
          100,000,000 shares authorized,
          500,000 shares issued and outstanding ..............              50
      Additional paid-in capital .............................          22,383
      Deficit accumulated during the development stage .......         (56,718)
                                                                      --------
                                   TOTAL SHAREHOLDERS' DEFICIT         (34,285)
                                                                      --------

                                                                      $   --
                                                                      ========
                 See accompanying notes to financial statements

               CONSUMER MARKETING CORPORATION
                (A Development Stage Company)

                  STATEMENTS OF OPERATIONS

                                                                               January 30,
                                                                                  1997
                                                                               (inception)
                                                       Years Ended June 30,      Through
                                                      ----------------------    June 30,
                                                        2001         2000         2001
                                                      ---------    ---------    ---------
                                                                               (Unaudited)
COSTS AND EXPENSES
     Legal fees ...................................   $  31,874    $   9,807    $  41,681
     Accounting fees ..............................       2,500        1,983        6,106
     Printing .....................................       1,955        6,350        8,305
     Licenses and fees ............................        --            226          576
     Stock-based compensation for
          organizational costs (Note B) ...........        --           --             50
                                                      ---------    ---------    ---------
                           TOTAL COSTS AND EXPENSES      36,329       18,366       56,718
                                                      ---------    ---------    ---------
                               LOSS FROM OPERATIONS     (36,329)     (18,366)     (56,718)
                                                      ---------    ---------    ---------

INCOME TAXES (Note C) .............................        --           --           --
                                                      ---------    ---------    ---------

                                           NET LOSS   $ (36,329)   $ (18,366)   $ (56,718)
                                                      =========    =========    =========


Basic and diluted loss per common share ...........   $   (0.07)   $   (0.04)
                                                      =========    =========

Basic and diluted weighted average common
     shares outstanding ...........................     500,000      500,000
                                                      =========    =========

                 See accompanying notes to financial statements


                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                       Statement of Shareholders' Deficit

               January 30, 1997 (inception) through June 30, 2001

                                                                                                       Deficit
                                                                                                      Accumulated
                                                                  Common Stock          Additional     During the
                                                                 ------------------      Paid-In      Development
                                                                  Shares   Par Value     Capital        Stage          Total
                                                                 -------   --------      --------      --------       --------
Beginning balance, January 30, 1997 (inception) .............       --     $   --        $   --        $   --         $   --
Common stock issued in exchange for
   organization costs (Note B) ..............................    500,000         50          --            --               50
Net loss for the period ended June 30, 1997 .................       --         --            --             (50)           (50)
                                                                 -------   --------      --------      --------       --------
                                       BALANCE, JUNE 30, 1997    500,000         50          --             (50)          --

Net loss for year ended June 30, 1998 .......................       --         --            --            --             --
                                                                 -------   --------      --------      --------       --------
                                       BALANCE, JUNE 30, 1998    500,000         50          --             (50)          --

Net loss for year ended June 30, 1999 .......................       --         --            --          (1,973)        (1,973)
                                                                 -------   --------      --------      --------       --------
                                       BALANCE, JUNE 30, 1999    500,000         50          --          (2,023)        (1,973)

Third party expenses paid by an affiliate on
   behalf of the Company (Note B) ...........................       --         --          17,554          --           17,554
Net loss for year ended June 30, 2000 .......................       --         --            --         (18,366)       (18,366)
                                                                 -------   --------      --------      --------       --------
                                       BALANCE, JUNE 30, 2000    500,000         50        17,554       (20,389)        (2,785)

Third party expenses paid by an affiliate on
   behalf of the Company (Note B) ...........................       --         --           4,829          --            4,829
Net loss for year ended June 30, 2001 .......................       --         --            --         (36,329)       (36,329)
                                                                 -------   --------      --------      --------       --------
                                       BALANCE, JUNE 30, 2001    500,000   $     50      $ 22,383      $(56,718)      $(34,285)
                                                                 =======   ========      ========      ========       ========

                 See accompanying notes to financial statements


                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

                                                                               January 30,
                                                                                  1997
                                                                               (inception)
                                                         Years Ended June 30,    Through
                                                         --------------------    June 30,
                                                           2001        2000        2001
                                                         --------    --------    --------
                                                                               (Unaudited)
Cash flows from operating activities:
      Net loss .......................................   $(36,329)   $(18,366)   $(56,718)
      Transactions not requiring cash:
         Stock-based compensation for
            organization costs (Note B) ..............       --          --            50
         Changes in operating liabilities:
            Accounts payable and accrued liabilities .     31,500         812      34,285
                                                         --------    --------    --------
                 Net cash used in operating activities     (4,829)    (17,554)    (22,383)
                                                         --------    --------    --------

Cash flows from financing activities:
      Third party expenses paid by affiliate on
         behalf of the company, recorded as
         additional-paid-in capital ..................      4,829      17,554      22,383
                                                         --------    --------    --------
       Net cash provided by financing activities .....      4,829      17,554      22,383
                                                         --------    --------    --------

Net change in cash ...................................       --          --          --
Cash, beginning of period ............................       --          --          --
                                                         --------    --------    --------

                                  Cash, end of period    $   --      $   --      $   --
                                                         ========    ========    ========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest ....................................   $   --      $   --      $   --
                                                         ========    ========    ========
         Income taxes ................................   $   --      $   --      $   --
                                                         ========    ========    ========

                 See accompanying notes to financial statements

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                          Notes To Financial Statements


Note A: Organization and summary of significant accounting policies

Organization

Consumer Marketing Corporation (the "Company") was incorporated, under the laws of Nevada on January 30, 1997 to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

The Company has been in the development stage since inception and has no revenue-producing operations to date.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with a net capital deficit at June 30, 2001 and losses of $56,718 since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon continuing capital contributions from an affiliate to meet its obligations on a timely basis, consummating a business combination with an operating company, and ultimately attaining profitability. There is no assurance that the affiliate will continue to provide capital to the Company or that the Company can identify a target company and consummate a business combination. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at June 30, 2001.

Fair value of financial instruments

The Company's financial instruments consist of accounts payable and accrued liabilities. The carrying amounts of the current liabilities approximate fair value due to the short-term maturity of the instruments.

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

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                          Notes To Financial Statements

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

Loss per common share

Basic loss per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted loss per share is similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At June 30, 2001, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or net loss per share.

Note B: Related party transactions

The Company maintains a mailing address at an affiliate's address. At this time, the Company has no need for an office.

During the period ended June 30, 1997, the Company issued an officer 500,000 shares of common stock in exchange for services related to management and organization costs. The shares were valued nominally at $50 as there was no market price for the Company's common stock as of the date of issuance.

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                          Notes To Financial Statements


The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate. Since inception, the Company has incurred $56,718 in expenses of which $22,383 was paid by the affiliate and $50 was paid with stock. The remaining balance of $34,285 is reported as accounts payable and accrued liabilities in the accompanying financial statements. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, payments made by the affiliate are classified as additional paid-in capital.

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                   For the Years Ended
                                                         June 30,
                                                  ---------------------
                                                   2001           2000
                                                  -------       -------
U.S. statutory federal rate .................      15.00%        15.00%
State income tax rate, net of federal benefit       4.04%         4.04%
Net operating loss (NOL) for which no tax
    benefit is currently available ..........     -19.04%       -19.04%
                                                  -------       -------
                                                    0.00%         0.00%
                                                  =======       =======

At June 30, 2001, deferred taxes consisted of a net tax asset of $10,797, due to operating loss carryforwards of $56,718, which was fully allowed for, in the valuation allowance of $10,797. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended June 30, 2001 and 2000 and from January 30, 1997 (inception) through June 30, 2001 were $6,916, $3,496 and $10,797, respectively. Net operating loss carryforwards will expire through 2021.

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

Note D: Shareholders' equity

On June 25, 1999, the Company filed amended Articles of Incorporation with the State of Nevada to change the authorized shares of common stock originally approved by the Board of Directors on January 30, 1997, from 25,000 shares of no par value common stock to 100,000,000 shares of $.0001 par value common stock. Nevada Revised Statutes Section 78.385(c) treats this amendment as if it was filed on January 30, 1997; therefore, giving the Company enough shares for the original issuance of 500,000 shares of common stock.