Form 10QSB
period 2001-09-30
CONSUMER MARKETING CORP
filed 2001-11-09
CIK 1088200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                        Commission file Number: 000-27235

                            CONSUMER MARKETING CORP.
        (Exact name of small business issuer as specified in its charter)

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:     500,000 common shares as at
                                               September 30, 2001

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                            CONSUMER MARKETING CORP.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1.   Financial Statements

                   Balance Sheet as of September 30, 2001               F-1

                   Statement of Operations for the period ended
                   September 30, 2001                                   F-2

                   Statements of Cash Flows for the period ended
                   September 30, 2001                                   F-3

                   Notes to Consolidated Financial Statements           F-4

         Item 2    Plan of Operation                                      5

PART II. OTHER INFORMATION

         Item 1    Legal Proceedings                                      9

         Item 2    Changes in Securities                                  9

         Item 3    Defaults Upon Senior Securities                        9

         Item 4    Submission of Matters to a Vote of Security Holders    9

         Item 5    Other Information                                      9

         Item 6    Exhibits and Reports on Form 8K                        9


         SIGNATURES                                                      10

Part I. Item 1. Financial Information
-------        ----------------------

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                               September 30, 2001

                                     ASSETS

                                                   TOTAL ASSETS       $    --
                                                                      ========

           LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES:
      Accounts payable ........................................       $ 32,854
      Accrued liabilities .....................................          1,750
                                                                      --------
                                              TOTAL LIABILITIES         34,604
                                                                      --------

SHAREHOLDERS' (DEFICIT) (Note B):
      Common stock ............................................             50
      Additional paid-in capital ..............................         22,538
      Deficit accumulated during the development stage ........        (57,192)
                                                                      --------
                                  TOTAL SHAREHOLDERS' (DEFICIT)        (34,604)
                                                                      --------

                                                                      $    --
                                                                      ========
            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                           January 30,
                                                                                              1997
                                                                   Three Months Ended     (inception)
                                                                      September 30,         Through
                                                                  --------------------    September 30,
                                                                    2001        2000          2001
                                                                  --------    --------      --------

COSTS AND EXPENSES
     Legal fees ...............................................   $     53    $  4,424      $ 41,733
     Accounting fees ..........................................        250         520         6,356
     Printing and postage .....................................        172       1,279         8,477
     Licenses and fees ........................................       --          --             576
     Stock-based compensation for
          organizational costs (Note B) .......................       --          --              50
                                                                  --------    --------      --------
                                           LOSS FROM OPERATIONS       (475)     (6,223)      (57,192)
                                                                  --------    --------      --------

INCOME TAXES (Note C) .........................................       --          --            --
                                                                  --------    --------      --------

                                                       NET LOSS   $   (475)   $ (6,223)     $(57,192)
                                                                  ========    ========      ========

BASIC AND DILUTED
     LOSS PER COMMON SHARE                                        $    *      $ (0.01)
                                                                  ========    ========

BASIC AND DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING                                     500,000     500,000
                                                                  ========    ========

*    Less than .01 per share

            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                January 30,
                                                                                   1997
                                                        Three Months Ended     (inception)
                                                           September 30,         Through
                                                       --------------------    September 30,
                                                         2001        2000          2001
                                                       --------    --------      --------


Net cash used in operating activities ..............   $   (155)   $ (1,380)     $(22,538)
                                                       --------    --------      --------

Cash flows from financing activities:
     Third party expenses paid by affiliate on
        behalf of the company, recorded as
        additional-paid-in capital .................        155       1,380        22,538
                                                       --------    --------      --------
Net cash provided by financing activities ..........        155       1,380        22,538
                                                       --------    --------      --------

                                  Net change in cash       --          --            --
Cash, beginning of period ..........................       --          --            --
                                                       --------    --------      --------

                                 Cash, end of period   $   --      $   --        $   --
                                                       ========    ========      ========


Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
        Interest                                       $   --      $   --        $   --
                                                       ========    ========      ========
        Income taxes                                   $   --      $   --        $   --
                                                       ========    ========      ========

     Non-cash financing transactions:
        500,000 shares common stock
           issued for services                         $   --      $   --        $     50
                                                       ========    ========      ========

            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                          (A Development Stage Company)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended June 30, 2001 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company entered the development stage in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7 on January 30, 1997 and is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate. Since inception, the Company has incurred $57,192 in expenses of which $22,538 was paid by the affiliate and $50 was paid with stock. The remaining balance of $34,604 is reported as accounts payable and accrued liabilities in the accompanying financial statements. During the three months ended September 30, 2001, the affiliate paid expenses totaling $155, which increased the Company's additional paid-in capital from $22,383 at June 30, 2001 to $22,538 at September 30, 2001. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, payments made by the affiliate are classified as additional paid-in capital.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended September 30, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

We anticipate that we will incur nominal expenses in the implementation of its business plan. Because we have no capital to pay these anticipated expenses, present management will pay these charges with their personal funds, as interest free loans, for a minimum of twelve months from the date of this registration statement. If additional funding is necessary, management and or shareholders will continue to provide capital or arrange for additional outside funding. However, the only opportunity that management has to have these loans repaid will be from a prospective merger or acquisition candidate. Management has no agreements with us that would impede or prevent consummation of a proposed transaction. We cannot assure, however, that management will continue to provide capital indefinitely if a merger candidate cannot be found. If a merger candidate cannot be found in a reasonable period of time, management may be required reconsider its business strategy, which could result in our dissolution.

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-QSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Managements Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of sales and the need for no additional financing.

                                     PART II
                                OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS

                  None

Item 2            CHANGES IN SECURITIES AND USE OF PROCEEDS

                  None

Item 3            DEFAULTS UPON SENIOR SECURITIES

                  None

Item 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

Item 5            OTHER INFORMATION

                  None

Item 6            EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONSUMER MARKETING CORP.


Dated:  November 7, 2001            Per:    /s/Dev Randhawa
                                            -----------------------
                                            Dev Randhawa, President,
                                            C.F.O. and Director