Form 10QSB
period 2001-12-31
CONSUMER MARKETING CORP
filed 2002-02-12
CIK 1088200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 500,000 common shares as at December 31, 2001

Transitional Small Business Disclosure Format (check one):  Yes [ ]    No [ X ]

                            CONSUMER MARKETING CORP.

                                      INDEX

         Item 1.   Financial Statements

                   Balance Sheet as of December 31, 2001                F-1

                   Statement of Operations for the period ended
                   December 31, 2001                                    F-2

                   Statements of Cash Flows for the period ended
                   December 31, 2001                                    F-3

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

                         CONSUMER MARKETING CORPORATION

                             Condensed Balance Sheet

                                December 31, 2001
                                   (Unaudited)

                                     ASSETS
                                                       TOTAL ASSETS   $   --
                                                                      ========

                     LIABILITIES AND SHAREHOLDERS' (DEFICIT)

LIABILITIES:
      Accounts payable ............................................   $ 33,285
      Accrued liabilities .........................................        250
                                                                      --------
                                                  TOTAL LIABILITIES     33,535
                                                                      --------

SHAREHOLDERS' (DEFICIT):
      Common stock ................................................         50
      Additional paid-in capital (Note B) .........................     26,238
      Retained deficit ............................................    (59,822)
                                                                      --------
                                        TOTAL SHAREHOLDERS' DEFICIT    (33,535)
                                                                      --------

                                                                      $   --
                                                                      ========

On Behalf of the Board of Directors:

/s/Bob Hemmerling
------------------------
Bob Hemmerling, Director


            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended         Six Months Ended
                                                         December 31,              December 31,
                                                   ------------------------   ----------------------
                                                     2001          2000         2001         2000
                                                   ---------    -----------   ---------    ---------
       Total general and administrative expenses   $   2,629    $    10,325   $   3,105    $  16,548
                                                   ---------    -----------   ---------    ---------
                            LOSS FROM OPERATIONS      (2,629)       (10,325)     (3,105)     (16,548)
                                                   ---------    -----------   ---------    ---------

INCOME TAXES (Note C) ..........................        --             --          --           --
                                                   ---------    -----------   ---------    ---------

                                        NET LOSS   $  (2,629)   $   (10,325)  $  (3,105)   $ (16,548)
                                                   =========    ===========   =========    =========

BASIC AND DILUTED
     LOSS PER COMMON SHARE .....................   $   (0.01)   $     (0.02)  $   (0.01)   $   (0.03)
                                                   =========    ===========   =========    =========

BASIC AND DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING .................     500,000        500,000     500,000      500,000
                                                   =========    ===========   =========    =========

            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six Months Ended
                                                          December 31,
                                                       ------------------
                                                        2001        2000
                                                       -------    -------

Net cash used in operating activities ..............   $(3,855)   $(4,079)
                                                       -------    -------

Cash flows from financing activities:
     Third party expenses paid by affiliate on
        behalf of the company, recorded as
        additional-paid-in capital .................     3,855      4,079
                                                       -------    -------
Net cash provided by financing activities ..........     3,855      4,079
                                                       -------    -------

                                  Net change in cash      --         --
Cash, beginning of period ..........................      --         --
                                                       -------    -------

                                 Cash, end of period   $  --      $  --
                                                       =======    =======


Supplemental  disclosure of cash flow  information:
   Cash paid during the period for:
        Interest ...................................   $  --      $  --
                                                       =======    =======
        Income taxes ...............................   $  --      $  --
                                                       =======    =======



            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                     Notes To Condensed Financial Statements
                                   (Unaudited)


NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended June 30, 2001 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

Management changed the manner in which it presents the Company's operating results and cash flows during the quarter ended December 31, 2001. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, cumulative operating results and cash flow information is no longer presented in the financial statements. This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with current practice.

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


NOTE B: RELATED PARTY TRANSACTIONS

The Company does not maintain a checking account. An affiliate, RD Capital, has assumed the responsibility to pay certain obligations on behalf of the Company. The payments are accounted for as contributed capital in the accompanying condensed financial statements. During the six months ended December 31, 2001 and 2000, R.D. Capital made payments to vendors totaling $3,855 and $4,079, respectively, on behalf of the Company.

Through  December  31,  2001,  R.D.  Capital has  contributed  capital  totaling
$26,238.


NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended December 31, 2001. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                            CONSUMER MARKETING CORP.


Dated:  February 11, 2002           Per:    /s/ Dev Randhawa
                                            ------------------------------------
                                            Dev Randhawa, President and Director