Form 10QSB
period 2002-03-31
CONSUMER MARKETING CORP
filed 2002-05-08
CIK 1088200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                        Commission file Number: 000-27235
                                                ---------

                            CONSUMER MARKETING CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                                     Nevada
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   98-0204680
                     ---------------------------------------
                     (I.R.S. Employer Identification Number)


                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                    ----------------------------------------
                    (Address of principal executive offices)

                                  (250)868-8177
                           ---------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:      500,000 common shares as at
                                                March 31, 2002

Transitional Small Business Disclosure Format (check one):  Yes []    No [X]

                         CONSUMER MARKETING CORPORATION

                          Index to Financial Statements

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements
                                                                            Page
                                                                            ----
Condensed balance sheet, March 31, 2002 (unaudited) .......................   3

Condensed statements of operations for the three months
     and nine months ended March 31, 2002 and 2001 (unaudited) ............   4

Condensed statements of cash flows for the nine months
     ended March 31, 2002 and 2001 (unaudited) ............................   5

Notes to condensed financial statements (unaudited) .......................   6

     Item 2 Plan of Operation .............................................   7

PART II. OTHER INFORMATION

     Item 1 Legal Proceedings .............................................  11

     Item 2 Changes in Securities .........................................  11

     Item 3 Defaults Upon Senior Securities ...............................  11

     Item 4 Submission of Matters to a Vote of Security Holders ...........  11

     Item 5 Other Information .............................................  12

     Item 6 Exhibits and Reports on Form 8K ...............................  12


SIGNATURES ................................................................  12

                         CONSUMER MARKETING CORPORATION

                             CONDENSED BALANCE SHEET
                                   (Unaudited)

                                 March 31, 2002

                                     ASSETS


                                                     TOTAL ASSETS     $   --
                                                                      ========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

LIABILITIES:
      Accounts payable ...........................................    $ 33,285
      Accrued liabilities ........................................         500
                                                                      --------
                                                TOTAL LIABILITIES       33,785
                                                                      --------

SHAREHOLDERS' DEFICIT:
      Common stock ...............................................          50
      Additional paid-in capital (Note B) ........................      27,778
      Retained deficit ...........................................     (61,613)
                                                                      --------
                                      TOTAL SHAREHOLDERS' DEFICIT      (33,785)
                                                                      --------

                                                                      $   --
                                                                      ========

On behalf of the Board:

/s/Devinder Randhawa                            /s/Robert Hemmerling
---------------------------                     ---------------------------
Devinder Randhawa, Director                     Robert Hemmerling, Director

           See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                          Three Months Ended         Nine Months Ended
                                                                March 31,                 March 31,
                                                         ----------------------    ----------------------
                                                           2002         2001         2002         2001
                                                         ---------    ---------    ---------    ---------

                   General and administrative expenses   $   1,790    $   5,709    $   4,895    $  22,257
                                                         ---------    ---------    ---------    ---------
                                  LOSS FROM OPERATIONS      (1,790)      (5,709)      (4,895)     (22,257)
                                                         ---------    ---------    ---------    ---------

INCOME TAXES (Note C) ................................        --           --           --           --
                                                         ---------    ---------    ---------    ---------

                                              NET LOSS   $  (1,790)   $  (5,709)   $  (4,895)   $ (22,257)
                                                         =========    =========    =========    =========

BASIC AND DILUTED
     LOSS PER COMMON SHARE ...........................   $   (0.00)   $   (0.01)   $   (0.01)   $   (0.04)
                                                         =========    =========    =========    =========

BASIC AND DILUTED WEIGHTED AVERAGE
     COMMON SHARES OUTSTANDING .......................     500,000      500,000      500,000      500,000
                                                         =========    =========    =========    =========


           See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                                 March 31,
                                                            -------------------
                                                             2002        2001
                                                            -------     -------
Net cash used in operating activities ..................    $(5,395)    $(4,079)
                                                            -------     -------

Cash flows from financing activities:
     Third party expenses paid by affiliate on
        behalf of the company, recorded as
        additional-paid-in capital .....................      5,395       4,079
                                                            -------     -------
Net cash provided by financing activities ..............      5,395       4,079
                                                            -------     -------

                                  Net change in cash ...       --          --
Cash, beginning of period ..............................       --          --
                                                            -------     -------

                                 Cash, end of period ...    $  --       $  --
                                                            =======     =======


Supplemental  disclosure of cash flow  information:
     Cash paid during the period
     for:
        Interest .......................................    $  --       $  --
                                                            =======     =======
        Income taxes ...................................    $  --       $  --
                                                            =======     =======

            See accompanying notes to condensed financial statements
                                        5

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

NOTE B: RELATED PARTY TRANSACTIONS

The Company does not maintain a checking account. An affiliate, RD Capital, has assumed the responsibility to pay certain obligations on behalf of the Company. The payments are accounted for as contributed capital in the accompanying condensed financial statements. During the nine months ended March 31, 2002 and 2001, R.D. Capital made payments to vendors totaling $5,395 and $4,079, respectively, on behalf of the Company.

Through March 31, 2002, R.D. Capital has contributed capital totaling $27,778.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended March 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

          None

Item 3 DEFAULTS UPON SENIOR SECURITIES

          None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  We held an annual general meeting on February 22, 2002.

          (b) Mr. Devinder Randhawa and Mr. Robert Hemmerling were re-elected the directors of our company.

          (c) The first matter which was voted on at our annual general meeting was the election of directors. 500,000 votes received were cast for and zero votes were received against the election of Mr. Devinder Randhawa and Mr. Robert Hemmerling as directors of the Company.

               The second matter which was voted on at our annual general meeting was the election of auditors. 500,000 votes received were cast for and zero votes were received against the election of Cordovano & Harvey as our auditors for the fiscal year ending June 30, 2002.

               The third matter which was voted on at our annual general meeting was the election of outside counsel. 500,000 votes received were cast for and zero votes were received against the election of Gerald R. Tuskey, Personal Law Corporation as our outside counsel for the fiscal year ending June 30, 2002.

          (d)  Not applicable.

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

                            CONSUMER MARKETING CORP.


Dated:  May 3, 2002         Per:  /s/Dev Randhawa
                                  --------------------------------------------
                                  Dev Randhawa, President, C.F.O. and Director