Form 10KSB
period 2002-06-30
CONSUMER MARKETING CORP
filed 2002-09-27
CIK 1088200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934 FOR THE FISCAL YEAR ENDED JUNE 30, 2002

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

                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                    (Address of principal executive offices)

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

The Issuer's revenues for its fiscal year ended June 30, 2002 were $0.00.

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

On June 30, 2002, the number of shares outstanding of the registrant's Common Stock was 500,000.

Transitional Small Business Disclosure Format (Check one):  Yes    ; No X
                                                               ---     ---

                                     PART I
                                    BUSINESS

Item 1. Description of Business
-------------------------------

Consumer Marketing Corp. (referred to as "us," "we" or "our") was incorporated on January 30, 1997 under the laws of the State of Nevada to engage in any lawful corporate purpose. Other than issuing shares to its shareholders, we never commenced any other operational activities. We can be defined as a "blank check" company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Board of Directors has elected to commence implementation of our principal business purpose, described below under "Plan of Operation."

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

Item 2. Description of Property
--------------------------------

We have no properties and at this time have no agreements to acquire any properties.

We operate from our offices at Suite 810, 1708 Dolphin Avenue, Kelowna, British Columbia, Canada. Space is provided to the Company on a rent free basis by Mr. Randhawa, an officer and director of the Company, and it is anticipated that this arrangement will remain until we successfully consummate a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

Item 3. Legal Proceedings
--------------------------

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

Item 6. Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

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

"CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following heading: "Management's Discussion And Analysis Or Plan Of Operations" the timing and expected profitable results of publishing and sales and the need for no additional financing.

Item 7. Financial Statements
----------------------------

The audited financial statements for Consumer Marketing Corp. for the year ending June 30, 2002 are included as part of this Form 10KSB following the signature page of this Form 10KSB.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------

There were no changes or disagreements with Accountants or Auditors during the fiscal year ending June 30, 2002.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
---------------------------------------------------------------------

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

Name                            Age            Position
----                            ---            --------

Devinder Randhawa               42             President, Chairman, Director
Robert Hemmerling               43             Secretary, Treasurer, Director

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



------------------------------------------------------------------------------------------------------------------------
                           SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                                                                              Long Term Compensation
---------------------------------------------------------------------- -------------------------------------- ----------
                                         Annual Compensation                    Awards            Payouts
-------------------------------- ------------------------------------- -------------------------- ----------- ----------
          (a)             (b)        (c)         (d)          (e)          (f)          (g)          (h)         (i)
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
                                                             Other                                               All
                                                            Annual     Restricted    Securities                 Other
  Name and Principle                                         Comp-        Stock      Underlying      LTIP       Comp-
       Position                    Salary       Bonus      ensation     Award(s)    Option/SARs    Payouts    ensation
                          Year       ($)         ($)          ($)          ($)          (#)          ($)         ($)

------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Dev Randhawa,            2001/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
President and Director   2002
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------
Robert Hemmerling,       2001/      $0.00       $0.00        $0.00        $0.00          0          $0.00       $0.00
Secretary, Treasurer     2002
and Director
------------------------ ------- ------------ ----------- ------------ ------------ ------------- ----------- ----------

Item 11.  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

The following table provides information regarding the beneficial ownership of our common stock as of June 30, 2002 by:

     * each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock,

     *    each of our directors and named executive officers, and

     *    all of our directors and executive officers as a group.

                  Name and Address             Amount and Nature       Percent
Title of Class    of Beneficial Owner          of Beneficial Owner     of Class
--------------    -------------------          -------------------     --------

Common Stock      Devinder Randhawa            President and Director    69.6%
                  Suite 810                    348,000 common shares
                  1708 Dolphin Avenue
                  Kelowna, B.C.
                  V1Y 9S4

Common Stock      Robert Hemmerling            Secretary, Treasurer      30.4%
                  Suite 810                    and Director
                  1708 Dolphin Avenue          152,000 common shares
                  Kelowna, B.C.
                  V1Y 9S4

Common Stock      All Officers and Directors   500,000 common shares      100%
                  as a Group

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

There have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits, List and Reports on Form 8-K.
------------------------------------------------

(A)  Exhibits

Exhibit
Number         Description
------         -----------

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

13.1 Form 10QSB for the Period ended September 30, 2001, filed on November 13, 2001, incorporated herein by reference.

13.2 Form 10QSB for the Period ended December 31, 2001, filed on February 12, 2002, incorporated herein by reference.

13.3 Form 10QSB for the Period ended March 31, 2002, filed on May 8, 2002, incorporated herein by reference.

99.1           Certification  of  Disclosure by the  Company's  Chief  Executive
               Officer

99.2           Certification  of  Disclosure by the  Company's  Chief  Financial
               Officer


(B)  Reports on Form 8-K

               None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CONSUMER MARKETING CORP.


Dated:  September 26, 2002            Per:     /s/Devinderr Randhawa
                                               ---------------------------------
                                               Devinder Randhawa,
                                               President, C.E.O. and Director


Dated:  September 26, 2002            Per:     /s/Robert Hemmerling
                                               ---------------------------------
                                               Robert Hemmerling,
                                               Secretary, Treasurer and Director


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on the dates indicated.


                               /s/Devinder Randhawa
                               -------------------------------------------------
                               Devinder Randhawa, President, C.E.O. and Director

                               September 26, 2002
                               -------------------------------------------------
                               Date


                               /s/Robert Hemmerling
                               -------------------------------------------------
                               Robert Hemmerling,
                               Secretary, Treasurer and Director

                               September 26, 2002
                               -------------------------------------------------
                               Date

                         CONSUMER MARKETING CORPORATION

                       Index to Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Auditors ...........................................   F-2

Balance Sheet at June 30, 2002 ...........................................   F-3

Statements of Operations for the years ended June 30, 2002 and 2001 ......   F-4

Statement of Changes in Shareholders' Deficit for the period
     from July 1, 2000 through June 30, 2002 .............................   F-5

Statements of Cash Flows for the years ended June 30, 2002 and 2001 ......   F-6

Notes to Financial Statements ............................................   F-7

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Consumer Marketing Corporation


We have audited the balance sheet of Consumer Marketing Corporation as of June 30, 2002 and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Consumer Marketing Corporation as of June 30, 2002, and the related statements of operations and cash flows for the years ended June 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred recurring losses since inception and has a working capital deficiency as of June 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C
-----------------------------
Cordovano and Harvey, P.C
Denver, Colorado
September 26, 2002

                         CONSUMER MARKETING CORPORATION

                                  Balance Sheet

                                  June 30, 2002


Assets

                                                      Total Assets     $   --
                                                                       ========


Liabilities and Shareholders' Deficit

Accounts payable and accrued liabilities ..........................    $ 34,785
                                                                       --------
                  Total liabilities ...............................      34,785
                                                                       --------

Shareholders' deficit (Note B):
    Common stock, $.0001 par value; 100,000,000 shares authorized,
       500,000 shares issued and outstanding ......................          50
    Additional paid-in capital ....................................      29,122
    Deficit accumulated during development stage ..................     (63,957)
                                                                       --------

                  Total shareholder's deficit .....................     (34,785)
                                                                       --------

                       Total Liabilities and Shareholders' Deficit     $   --
                                                                       ========

On behalf of the Board:

    /s/ Devinder Randhawa                           /s/ Robert Hemmerling
    ---------------------------                     ---------------------------
    Devinder Randhawa, Director                     Robert Hemmerling, Director


                 See accompanying notes to financial statements

                         CONSUMER MARKETING CORPORATION

                            Statements of Operations

                                               For the Years Ended
                                                     June 30,
                                              ----------------------
                                                2002          2001
                                              ---------    ---------
Costs and Expenses:
    Legal fees ............................       3,073       31,874
    Accounting fees .......................       2,250        2,500
    Printing ..............................       1,685        1,955
    Other .................................         231         --
                                              ---------    ---------
                   Total costs and expenses       7,239       36,329
                                              ---------    ---------

                   Loss before income taxes      (7,239)     (36,329)

Income tax provision (Note C) .............        --           --
                                              ---------    ---------

                   Net loss ...............   $  (7,239)   $ (36,329)
                                              =========    =========

Basic and diluted loss per share ..........   $   (0.01)   $   (0.07)
                                              =========    =========

Basic and diluted weighted average
    common shares outstanding .............     500,000      500,000
                                              =========    =========


                 See accompanying notes to financial statements

                         CONSUMER MARKETING CORPORATION

                  Statement of Changes in Shareholders' Deficit

                                                                                Deficit
                                                                               Accumulated
                                                                               Additional       During
                                                      Common Stock              Paid-In  Development
                                              -----------------------------
                                                Shares     Amount    Capital     Stage        Total
                                               --------   --------   --------   --------    --------
Balance at July 1, 2000 ....................    500,000   $     50   $ 17,554   $(20,389)   $ (2,785)

Third party expenses paid by an affiliate on
    behalf of the Company (Note B) .........       --         --        4,829       --         4,829
Net loss, year ended June 30, 2001 .........       --         --         --      (36,329)    (36,329)
                                               --------   --------   --------   --------    --------

Balance at June 30, 2001 ...................    500,000         50     22,383    (56,718)    (34,285)

Third party expenses paid by an affiliate on
    behalf of the Company (Note B) .........       --         --        6,739       --         6,739
Net loss, year ended June 30, 2002 .........       --         --         --       (7,239)     (7,239)
                                               --------   --------   --------   --------    --------

Balance at June 30, 2002 ...................    500,000   $     50   $ 29,122   $(63,957)   $(34,785)
                                               ========   ========   ========   ========    ========


                 See accompanying notes to financial statements

                         CONSUMER MARKETING CORPORATION

                            Statements of Cash Flows

                                                        For the Years Ended
                                                              June 30,
                                                        --------------------
                                                          2002        2001
                                                        --------    --------
Cash flows from operating activities:
    Net loss ........................................   $ (7,239)   $(36,329)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Changes in operating liabilities:
             Accounts payable and accrued liabilities        500      31,500
                                                        --------    --------
                     Net cash used in
                         operating activities .......     (6,739)     (4,829)
                                                        --------    --------

Cash flows from financing activities:
    Third party expenses paid by an affiliate on
       behalf of the Company, recorded as additional
       paid-in capital ..............................      6,739       4,829
                                                        --------    --------
                     Net cash provided by
                         financing activities .......      6,739       4,829
                                                        --------    --------

                         Net change in cash .........       --          --

Cash, beginning of period ...........................       --          --
                                                        --------    --------

Cash, end of period .................................   $   --      $   --
                                                        ========    ========

Supplemental disclosure of cash flow information:
    Income taxes ....................................   $   --      $   --
                                                        ========    ========
    Interest ........................................   $   --      $   --
                                                        ========    ========


                 See accompanying notes to financial statements

                         CONSUMER MARKETING CORPORATION

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

Management changed the manner in which it presents the Company's operating results and cash flows during the year ended June 30, 2002. Management no longer considers the Company in the development stage as defined by the FASB Statement of Standards No. 7, "Accounting and Reporting by Development Stage Enterprises." As a result, cumulative operating results and cash flow information is no longer presented in the financial statements. This change does not affect the Company's operating results or financial position. Accordingly, no pro forma financial information is necessary. Historical information has been revised in conformity with current practice.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has a working capital deficiency as of June 30, 2002 and recurring losses since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

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

Summary of significant accounting policies

Cash and equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash or cash equivalents at June 30, 2002. The Company does not maintain a checking account and expenses incurred by the Company have historically been paid by an affiliate.

Fair value of financial instruments

The Company's financial instruments consist of accounts payable and accrued liabilities. The carrying amounts of the current liabilities approximate fair value due to the short-term maturity of the instruments.

                         CONSUMER MARKETING CORPORATION

                          Notes To Financial Statements


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

At June 30, 2002, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Note B: Related party transactions

The Company maintains a mailing address at an affiliate's address. At this time, the Company has no need for an office.

During the years ended June 30, 2002 and 2001, the affiliate paid expenses on behalf of the Company totaling $11,568. Since the Company's inception, the affiliate has paid expenses on behalf of the Company totaling $29,122. The affiliate does not expect to be repaid for the expenses it pays on behalf of the Company. Accordingly, payments made by the affiliate are classified as additional paid-in capital.

                         CONSUMER MARKETING CORPORATION

                          Notes To Financial Statements



Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:

                                                       For the Years Ended
                                                             June 30,
                                                      ---------------------
                                                        2002        2001
                                                      --------     --------
  U.S. statutory federal rate ......................   15.00%       15.00%
  State income tax rate, net of federal benefit ....    3.94%        4.04%
  Net operating loss (NOL) for which no tax.........
      benefit is currently available................  -18.94%      -19.04%
                                                      --------     --------
                                                        0.00%        0.00%
                                                      ========     ========

At June 30, 2002, deferred taxes consisted of a net tax asset of $12,168, due to operating loss carryforwards of $63,957, which was fully allowed for, in the valuation allowance of $12,168. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended June 30, 2002 and 2001 were $1,371 and $6,196, respectively. Net operating loss carryforwards will expire through 2022.

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