Form 10QSB
period 2002-09-30
CONSUMER MARKETING CORP
filed 2002-11-13
CIK 1088200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:      500,000 common shares as at
                                                September 30, 2002


Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                            CONSUMER MARKETING CORP.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

     Item 1.Financial Statements

            Balance Sheet as of September 30, 2002.........................  3

            Statement of Operations for the period ended
            September 30, 2002.............................................  4

            Statements of Cash Flows for the period ended
            September 30, 2002.............................................  5

            Notes to Consolidated Financial Statements.....................  6

     Item 2 Plan of Operation..............................................  7

PART II. OTHER INFORMATION

     Item 1 Legal Proceedings.............................................. 11

     Item 2 Changes in Securities.......................................... 11

     Item 3 Defaults Upon Senior Securities................................ 11

     Item 4 Submission of Matters to a Vote of Security Holders............ 11

     Item 5 Other Information.............................................. 11

     Item 6 Exhibits and Reports on Form 8K................................ 11


SIGNATURES................................................................. 12

                         CONSUMER MARKETING CORPORATION
                             Condensed Balance Sheet
                               September 30, 2002


Assets

                                                       Total Assets    $   --
                                                                       ========

Liabilities and Shareholders' Deficit

Accounts payable and accrued liabilities ..........................    $ 36,212
Indebtedness to related party (Note B) ............................          90
                                                                       --------
                  Total liabilities ...............................      36,302
                                                                       --------

Shareholders' deficit (Note B):
    Common stock, $.0001 par value; 100,000,000 shares
       authorized, 500,000 shares issued and outstanding ..........          50
    Additional paid-in capital ....................................      29,122
    Deficit accumulated during development stage ..................     (65,474)
                                                                       --------

                  Total shareholder's deficit .....................     (36,302)
                                                                       --------

                        Total Liabilities and Shareholders' Deficit    $   --
                                                                       ========

            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                       Condensed Statements of Operations


                                                           Three Months Ended
                                                             September 30,
                                                       ------------------------
                                                         2002           2001
                                                       ---------      ---------
Costs and Expenses:
    Legal fees ...................................           742             53
    Accounting fees ..............................           250            250
    Printing .....................................           525            172
                                                       ---------      ---------
                   Total costs and expenses ......         1,517            475
                                                       ---------      ---------

                   Loss before income taxes ......        (1,517)          (475)

Income tax provision (Note C) ....................          --             --
                                                       ---------      ---------

                   Net loss ......................     $  (1,517)     $    (475)
                                                       =========      =========

Basic and diluted loss per share .................     $   (0.00)     $   (0.00)
                                                       =========      =========

Basic and diluted weighted average
    common shares outstanding ....................       500,000        500,000
                                                       =========      =========

            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                       Condensed Statements of Cash Flows

                                                              Three Months Ended
                                                                 September 30,
                                                               ----------------
                                                               2002       2001
                                                               -----      -----
                     Net cash used in
                         operating activities ............       (90)      (155)
                                                               -----      -----

Cash flows from financing activities:
    Third party expenses paid by an affiliate on
       behalf of the Company, recorded as additional
       paid-in capital ...................................        90        155
                                                               -----      -----
                     Net cash provided by
                         financing activities ............        90        155
                                                               -----      -----

                         Net change in cash ..............      --         --

Cash, beginning of period ................................      --         --
                                                               -----      -----

Cash, end of period ......................................     $--        $--
                                                               =====      =====

Supplemental disclosure of cash flow information:
    Income taxes .........................................     $--        $--
                                                               =====      =====
    Interest .............................................     $--        $--
                                                               =====      =====

            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                     Notes To Condensed Financial Statements
                                   (Unaudited)

NOTE A: BASIS OF PRESENTATION

The condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended June 30, 2002 as filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company is a "blank check" company with the purpose to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

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

From the Company's inception through June 30, 2002, the affiliate paid expenses on behalf of the Company totaling $29,122. The affiliate does not expect to be repaid for the expenses it paid on behalf of the Company in prior periods. Accordingly, the payments made by the affiliate are classified as additional paid-in capital in the accompanying condensed financial statements. Commencing July 1, 2002, the affiliate expects to be reimbursed for all expenses it pays on behalf of the Company. During the three months ended September 30, 2002, the affiliate paid expenses on behalf of the Company totaling $90. These payments have included in the accompanying condensed financial statements as indebtedness to related party.

NOTE C: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the accompanying condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the three months ended September 30, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

                                    CONSUMER MARKETING CORP.


Dated:  November 14, 2002   Per:    /s/Devinder Randhawa
                                    --------------------------------------------
                                    Dev Randhawa, President, C.F.O. and Director