Form 10QSB
period 2002-12-31
CONSUMER MARKETING CORP
filed 2003-02-14
CIK 1088200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002


                        Commission file Number: 000-27235
                                                ---------

                            CONSUMER MARKETING CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                                     Nevada
          -------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)


                                   98-0204680
                    ----------------------------------------
                     (I.R.S. Employer Identification Number)


                                    Suite 810
                               1708 Dolphin Avenue
                       Kelowna, British Columbia, V1Y 9S4
                     ---------------------------------------
                    (Address of principal executive offices)


                                  (250)868-8177
                           --------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest  practicable date:     500,000 common shares as at
                                                December 31, 2002

Transitional Small Business Disclosure Format (check one):  Yes []    No [ X ]

                            CONSUMER MARKETING CORP.


                                      INDEX

PART 1.  FINANCIAL INFORMATION

         Item 1   Financial Statements

                  Balance Sheet as of December 31, 2002                        3

                  Statement of Operations for the period ended
                  December 31, 2002                                            4

                  Statements of Cash Flows for the period ended
                  December 31, 2002                                            5

                  Notes to Consolidated Financial Statements                   6

         Item 2   Plan of Operation                                            7

PART II. OTHER INFORMATION

         Item 1   Legal Proceedings                                           11

         Item 2   Changes in Securities                                       11

         Item 3   Defaults Upon Senior Securities                             11

         Item 4   Submission of Matters to a Vote of Security Holders         11

         Item 5   Other Information                                           11

         Item 6   Exhibits and Reports on Form 8K                             11

         SIGNATURES                                                           12

PART I  FINANCIAL INFORMATION
Item 1 Financial Statements



                                    CONSUMER
                              MARKETING CORPORATION

                          Index to Financial Statements

                                                                            Page
                                                                            ----

Condensed Balance Sheet at December 31, 2002 (unaudited) ...................  3

Condensed Statements of Operations for the six and three months ended
     December 31, 2002 and 2001 (unaudited) ................................  4

Condensed Statements of Cash Flows for the six months ended
     December 31, 2002 and 2001 (unaudited) ................................  5

Notes to Condensed Financial Statements ....................................  6

                         CONSUMER MARKETING CORPORATION
                             Condensed Balance Sheet
                                December 31, 2002
                                   (Unaudited)

                                     Assets


                                                      Total Assets       --
                                                                     ========


                      Liabilities and Shareholders' Deficit

Accounts payable and accrued liabilities .........................   $ 34,785
                                                                     --------
                  Total liabilities ..............................     34,785
                                                                     --------

Shareholders' deficit (Note 2):
    Common stock, $.0001 par value; 100,000,000 shares authorized,
       500,000 shares issued and outstanding .....................         50
    Additional paid-in capital ...................................     29,122
    Deficit accumulated during development stage .................    (62,165)
                                                                     --------

                  Total shareholder's deficit ....................    (32,993)
                                                                     --------

                       Total Liabilities and Shareholders' Deficit   $  1,792
                                                                     ========

            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)


                                                Six Months Ended         Three Months Ended
                                                  December 31,              December 31,
                                              ----------------------    ----------------------
                                                2002         2001         2002         2001
                                              ---------    ---------    ---------    ---------
Costs and Expenses:
    Legal fees ............................   $    --      $   1,812    $    (742)   $   1,760
    Accounting fees .......................        --            500         (250)         250
    Other .................................        --            793         (525)         619
                                              ---------    ---------    ---------    ---------
                   Total costs and expenses      (1,792)       3,105       (1,517)       2,629
                                              ---------    ---------    ---------    ---------

                   Loss before income taxes       1,792       (3,105)       1,517       (2,629)

Income tax provision (Note 3) .............        --           --           --           --
                                              ---------    ---------    ---------    ---------

                   Net loss ...............   $   1,792    $  (3,105)   $   1,517    $  (2,629)
                                              =========    =========    =========    =========

Basic and diluted loss per share ..........   $    0.00    $   (0.01)   $    0.00    $   (0.01)
                                              =========    =========    =========    =========

Basic and diluted weighted average
    common shares outstanding .............     500,000      500,000      500,000      500,000
                                              =========    =========    =========    =========

            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                        Six Months Ended
                                                          December 31,
                                                       ------------------
                                                        2002       2001
                                                       -------    -------
                     Net cash used in
                         operating activities ......   $(3,017)   $(3,855)
                                                       -------    -------

Cash flows from financing activities:
    Third party expenses paid by an affiliate on
       behalf of the Company, recorded as additional
       paid-in capital (Note 2) ....................     3,017      3,855
                                                       -------    -------
                     Net cash provided by
                         financing activities ......     3,017      3,855
                                                       -------    -------

                         Net change in cash ........      --         --

Cash, beginning of period ..........................      --         --
                                                       -------    -------

Cash, end of period ................................   $  --      $  --
                                                       =======    =======

Supplemental disclosure of cash flow information:
    Income taxes ...................................   $  --      $  --
                                                       =======    =======
    Interest .......................................   $  --      $  --
                                                       =======    =======



            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                     Notes To Condensed Financial Statements
                                   (Unaudited)


NOTE 1: BASIS OF PRESENTATION

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

NOTE 2: RELATED PARTY TRANSACTIONS

The Company maintains a mailing address at an affiliate's address. At this time, the Company has no need for an office.

From the Company's inception through June 30, 2002, the affiliate paid expenses on behalf of the Company totaling $29,122. The affiliate does not expect to be repaid for the expenses it paid on behalf of the Company. Accordingly, the payments made by the affiliate are classified as additional paid-in capital in the accompanying condensed financial statements. During the six months ended December 31, 2002, the affiliate paid expenses on behalf of the Company totaling $3,017. As of December 31, 2002, the affiliate had contributed $32,139 to the Company's capital.

NOTE 3: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the accompanying condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the six months ended December 31, 2002. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Item 1  LEGAL PROCEEDINGS

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

                                   CONSUMER MARKETING CORP.


Dated:  February 13, 2003     Per: /s/Dev Randhawa
                                   --------------------------------------------
                                   Dev Randhawa, President, C.F.O. and Director