Form 10QSB
period 2003-03-31
CONSUMER MARKETING CORP
filed 2003-05-15
CIK 1088200

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[xx] QUARTERLY  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
     OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

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


State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:      500,000 common shares as at
                                                March 31, 2003

Transitional Small Business Disclosure Format (check one):  Yes [  ]    No [ X ]

                            CONSUMER MARKETING CORP.


                                      INDEX

PART 1. FINANCIAL INFORMATION

        Item 1.  Financial Statements

                 Condensed Balance Sheet as of March 31, 2003
                 (unaudited)..............................................     3

                 Condensed  Statements of Operations  for the
                 three and nine  months  ended March 31, 2003
                 and 2002 (unaudited).....................................     4

                 Condensed Statements of Cash Flows for
                 nine months ended March 31, 2003
                 and 2002 (unaudited).....................................     5

                 Notes to Condensed Financial Statements..................     6

        Item 2   Plan of Operation........................................     7

        Item 3   Controls and Procedures..................................    11

PART II. OTHER INFORMATION

        Item 1   Legal Proceedings........................................    11

        Item 2   Changes in Securities and Use of Proceeds................    11

        Item 3   Defaults Upon Senior Securities..........................    11

        Item 4   Submission of Matters to a Vote of Security Holders......    12

        Item 5   Other Information........................................    12

        Item 6   Exhibits and Reports on Form 8K..........................    12


        SIGNATURES........................................................    12

PART I  FINANCIAL INFORMATION
Item 1 Financial Statements


                                    CONSUMER
                              MARKETING CORPORATION

                          Index to Financial Statements

                                                                            Page
                                                                            ----
Condensed Balance Sheet at March 31, 2003 (unaudited) ......................  3

Condensed Statements of Operations for the three and nine months ended
     March 31, 2003 and 2002 (unaudited) ...................................  4

Condensed Statements of Cash Flows for the nine months ended
     March 31, 2003 and 2002 (unaudited) ...................................  5

Notes to Condensed Financial Statements ....................................  6

                         CONSUMER MARKETING CORPORATION
                            Condensed Balance Sheet
                                 March 31, 2003
                                  (Unaudited)

                                     Assets

                                                      Total Assets     $   --
                                                                       ========


                         Liabilities and Shareholders' Deficit

Accounts payable and accrued liabilities ...........................   $ 33,575
                                                                       --------
                  Total liabilities ................................     33,575
                                                                       --------

Shareholders' deficit (Note 2):
    Common stock, $.0001 par value; 100,000,000 shares authorized,
       500,000 shares issued and outstanding .......................         50
    Additional paid-in capital .....................................     33,812
    Deficit accumulated during development stage ...................    (67,437)
                                                                       --------

                  Total shareholder's deficit ......................    (33,575)
                                                                       --------

                       Total Liabilities and Shareholders' Deficit     $   --
                                                                       ========


            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                       Condensed Statements of Operations
                                   (Unaudited)

                                                Three Months Ended         Nine Months Ended
                                                     March 31,                March 31,
                                              ----------------------    ----------------------
                                                2003         2002         2003         2002
                                              ---------    ---------    ---------    ---------
Costs and Expenses:
    General and administrative expenses ...   $   1,688    $   1,790    $   3,480    $   4,895
                                              ---------    ---------    ---------    ---------
                   Total costs and expenses       1,688        1,790        3,480        4,895
                                              ---------    ---------    ---------    ---------

                   Loss before income taxes      (1,688)      (1,790)      (3,480)      (4,895)

Income tax provision (Note 3) .............        --           --           --           --
                                              ---------    ---------    ---------    ---------

                   Net loss ...............   $  (1,688)   $  (1,790)   $  (3,480)   $  (4,895)
                                              =========    =========    =========    =========

Basic and diluted loss per share ..........   $   (0.00)   $   (0.00)   $   (0.01)   $   (0.01)
                                              =========    =========    =========    =========

Basic and diluted weighted average
    common shares outstanding .............     500,000      500,000      500,000      500,000
                                              =========    =========    =========    =========

            See accompanying notes to condensed financial statements

                         CONSUMER MARKETING CORPORATION
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                             Nine Months Ended
                                                                 March 31,
                                                            -------------------
                                                             2003        2002
                                                            -------     -------
                     Net cash used in
                         operating activities ..........    $(4,690)    $(5,395)
                                                            -------     -------

Cash flows from financing activities:
    Third party expenses paid by an affiliate on
       behalf of the Company, recorded as additional
       paid-in capital (Note 2) ........................      4,690       5,395
                                                            -------     -------
                     Net cash provided by
                         financing activities ..........      4,690       5,395
                                                            -------     -------

                         Net change in cash ............       --          --

Cash, beginning of period ..............................       --          --
                                                            -------     -------

Cash, end of period ....................................    $  --       $  --
                                                            =======     =======

Supplemental disclosure of cash flow information:
    Income taxes .......................................    $  --       $  --
                                                            =======     =======
    Interest ...........................................    $  --       $  --
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

From the Company's inception through June 30, 2002, the affiliate paid expenses on behalf of the Company totaling $29,122. The affiliate does not expect to be repaid for the expenses it paid on behalf of the Company. Accordingly, the payments made by the affiliate are classified as additional paid-in capital in the accompanying condensed financial statements. During the nine months ended March 31, 2003, the affiliate paid expenses on behalf of the Company totaling $4,690. As of March 31, 2003, the affiliate had contributed $33,812 to the Company's capital.

NOTE 3: INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the accompanying condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

                               PLAN OF OPERATIONS

The following discussion of the plan of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this quarterly report for the nine months ended March 31, 2003. This quarterly report contains certain forward-looking statements and the Company's future operation results could differ materially from those discussed herein.

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

Item 3 - Controls and Procedures

Our C.E.O. and C.F.O. have concluded that our controls and other procedures designed to ensure that information required to be disclosed in reports that we submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms are effective, based upon their evaluation of these controls and procedures as of a date within 90 days of the filing date of this Form 10-QSB.

There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of this evaluation, including any corrective actions with regard to significant deficiencies and weaknesses.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain statements in this section and elsewhere in this quarterly report on Form 10-QSB are forward-looking in nature and relate to our plans, objectives, estimates and goals. Words such as "expects," "anticipates," "intends," "plans," "projects," "forecasts," "believes," and "estimates," and variations of such words and similar expressions, identify such forward-looking statements. Such statements are made pursuant to the safe harbor provisions of the private securities litigation reform act of 1995 and speak only as of the date of this report. The statements are based on current expectations, are inherently uncertain, are subject to risks and uncertainties and should be viewed with caution. Actual results and experience may differ materially from those expressed or implied by the forward-looking statements as a result of many factors, including, without limitation, those set forth under "business -- additional factors that may affect our business and future results" in our most recent annual report on Form 10-KSB and under "risk factors". We make no commitment to update any forward-looking statement or to disclose any facts, events, or circumstances after the date hereof that may affect the accuracy of any forward-looking statement.

                                     PART II
                                OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        None

Item 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

Item 3  DEFAULTS UPON SENIOR SECURITIES

        None

Item 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        (a)      We held an annual general meeting on March 7, 2003.

        (b)      Our annual general meeting involved the election of directors.
                 Mr.   Devinder   Randhawa  and  Mr.  Robert   Hemmerling  were
                 re-elected as the directors of our company.

        (c) The first matter which was voted on at our annual general meeting was the election of directors. 500,000 votes received were cast for and zero votes were received against the election of Mr. Devinder Randhawa and Mr. Robert Hemmerling as directors of the Company.

                 The second matter which was voted on at our annual general meeting was the election of auditors. 500,000 votes received were cast for and zero votes were received against the election of Cordovano & Harvey, P.C. as our auditors for the fiscal year ending June 30, 2003.

        (d)      Not applicable.

Item 5  OTHER INFORMATION

        None

Item 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             99.1 Certification of Disclosure by the Company's Chief Executive Officer
             99.2 Certification of Disclosure by the Company's Chief Financial Officer
             99.3   Section 906 Certification

        (b)  Reports on Form 8-K

             None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CONSUMER MARKETING CORP.


Dated:  May 13, 2003          Per:  /s/ Robert Hemmerling
                                    --------------------------------------------
                                    Robert Hemmerling, C.F.O. and Director